Form 10-K
period 2003-12-31
COLLEGE LOAN CORP TRUST I
filed 2004-03-30
CIK 1172104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-102791-01

College Loan Corporation Trust I

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-6110137 (I.R.S. Employer Identification No.)

16855 W. Bernardo Drive San Diego, California	92127

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(888) 972-6311

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X            No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [__] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

           Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

           Not applicable.

This Annual Report on Form 10-K (the “Report”) is filed with respect to College Loan Corporation Trust I (the “Trust”). Certain information on this Annual Report on Form 10-K is omitted pursuant to the request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Finance, dated November 25, 1996, relating to Nellie Mae Education Funding, LLC, and the response of the SEC, dated December 20, 1996, to the no-action request (collectively, the “No-Action Request”).

PART I

Item 1.	Business.

Omitted pursuant to the No-Action Request.

Item 2.	Properties.

Reference is made to the Annual Statement attached hereto as Exhibit 99.1.

Item 3.	Legal Proceedings.

The Registrant knows of no material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for registrant’s Common Equity and Related Stockholder Matters.

Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. To the knowledge of the Registrant, there is no established public trading market for the Notes.

Item 6.	Selected Financial Data.

Omitted pursuant to the No-Action Request.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Omitted pursuant to the No-Action Request.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Omitted pursuant to the No-Action Request.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted pursuant to the No-Action Request.

Item 11.	Executive Compensation.

Omitted pursuant to the No-Action Request.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Notes, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. At December 31, 2003, the following direct DTC participants held positions in the Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Notes on that date:

                                  College Loan Corporation Trust I, Series 2003-2

         Class                       Participant                                    Quantity        Percentage

         Series 2003-2A-1            Bank of New York                               100,000,000        28.9855%
                                     Mellon Trust                                    75,000,000        21.7391%
                                     Northern Trust                                  25,000,000         7.2464%
                                     JPMorgan Chase                                  50,000,000        14.4928%
                                     State Street Bank & Trust Co.                   80,000,000        23.1884%

         Series 2003-2A-2            BGI/IBT CO                                      80,000,000        12.3686%
                                     Mellon Trust                                   136,030,000        21.0312%
                                     Northern Trust                                  41,580,000         6.4286%
                                     JPMorgan Chase                                 232,270,000        35.9106%
                                     State Street Bank & Trust Co.                   75,970,000        11.7455%

         Series 2003-2A-3            Bank of New York                               107,200,000        34.7826%
                                     Duetsche Bank Trust Company Americas            50,000,000        16.2232%
                                     BNY/CR/AG                                       20,000,000         6.4893%
                                     JPMorgan Chase                                  51,000,000        16.5477%
                                     Citibank                                        30,000,000         9.7339%
                                     Mellon Trust                                    50,000,000        16.2232%
Item 13.	Certain Relationships and Related Transactions.

(a) None. (b) Omitted pursuant to the No-Action Request. (c) Omitted pursuant to the No-Action Request.

Item 14	Controls and Procedures

Not applicable.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following are filed as part of this report:

99.1 Annual statement for College Loan Corporation Trust I, for the period ending December 31, 2003.

99.2 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.3 Annual Servicers' Report, dated March 29, 2004.

99.4 Independent Accountants' Report, dated March 25, 2004, issued by PricewaterhouseCoopers LLP.

(b) The following Current Reports on 8-K were filed by the Registrant during 2003 and through the date hereof:

October 22, 2003
November 17, 2003
December 16, 2003
January 16, 2004
February 17, 2004
March 15, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

College Loan Corporation By: /s/ Cary Katz Cary Katz, President and CEO

INDEX TO EXHIBITS

Exhibit Number	Exhibit

99.1.	Annual statement for College Loan Corporation Trust I, for the period ending December 31, 2003.

99.2.	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.3.	Annual Servicers' Report, dated March 29, 2004.

99.4.	Independent Accountants' Report, dated March 25, 2004, issued by PricewaterhouseCoopers LLP.