Form 10-K
period 2004-12-31
COLLEGE LOAN CORP TRUST I
filed 2005-03-31
CIK 1172104

OMB APPROVAL
OMB Number: 3235-0063
Expires: July 31, 2006
Estimated average burden
hours per response: 1,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ / /	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-102791-01

College Loan Corporation Trust I

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-6110137 (I.R.S. Employer Identification No.)

16855 W. Bernardo Drive
Suite 100
San Diego, California

(Address of principal executive offices)

Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:	92127 (Zip Code) (888) 972-6311 None None

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

           Not applicable.

This Annual Report on Form 10-K (the “Report”) is filed with respect to College Loan Corporation Trust I (the “Trust”). Certain information on this Annual Report on Form 10-K is omitted pursuant to the request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Finance, dated November 25, 1996 relating to Nellie Mae Education Funding, LLC, and the response of the SEC, dated December 20, 1996, to the no-action request (collectively, the “No-Action Request”).

PART I

Item 1.	Business. Omitted pursuant to the No-Action Request.

Item 2.	Properties. Reference is made to the Annual Statement attached hereto as Exhibit 99.1.

Item 3.	Legal Proceedings. The Registrant knows of no material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. To the knowledge of the Registrant, there is no established public trading market for the Notes.

Item 6.	Selected Financial Data. Omitted pursuant to the No-Action Request.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation. Omitted pursuant to the No-Action Request.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk. Not applicable.

Item 8.	Financial Statements and Supplementary Data. Omitted pursuant to the No-Action Request.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures. None.

Item 9A.	Controls and Procedures Omitted.

Item 9B.	Other Information. None.

PART III

Item 10.	Directors and Executive Officers of the Registrant. Omitted pursuant to the No-Action Request.

Item 11.	Executive Compensation. Omitted pursuant to the No-Action Request.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Notes, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2004. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. At December 31, 2004, the following direct DTC participants held positions in the Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Notes on that date:

College Loan Corporation Trust I, Series 2003-2

           Class             Participant                  Quantity           Percentage
           -----             -----------                  --------           ----------
          2003-2A-1         The Bank of New York         $  115,000,000      33.3333%
          2003-2A-1         JPMorgan Chase Bank, N.A.    $   50,000,000      14.4928%
          2003-2A-1         Mellon Trust Company         $   75,000,000      21.7391%
          2003-2A-1         Northern Trust               $   25,000,000       7.2464%
          2003-2A-1         State Street Bank and Trust
                            Company, N.A.                $   80,000,000      23.1884%

          2003-2A-2         State Street Bank and Trust
                            Company, N.A.                $   43,085,000       6.6613%
          2003-2A-2         BGI/IBT CO                   $   80,000,000      12.3686%
          2003-2A-2         Mellon Trust Company         $  131,985,000      20.4058%
          2003-2A-2         JPMorgan Chase Bank, N.A.    $  295,185,000      45.6378%

          2003-2A-3         The Bank of New York         $  107,200,000      34.7826%
          2003-2A-3         Barclays Bank PLC            $   20,000,000       6.4893%
          2003-2A-3         Citibank                     $   30,000,000       9.7339%
          2003-2A-3         JPMorgan Chase Bank, N.A.    $   41,000,000      13.3030%
          2003-2A-3         Mellon Trust Company         $   50,000,000      16.2232%
          2003-2A-3         State Street Bank and Trust
                            Company, N.A.                $   50,000,000      16.2232%

          College Loan Corporation Trust I, Series 2004-1

           Class             Participant                  Quantity           Percentage
           -----             -----------                  --------           ----------
          2004-1A-1         BGI/IBT CO                   $   85,000,000      29.0102%
          2004-1A-1         JPM/CCS2                     $   15,000,000       5.1195%
          2004-1A-1         JPMorgan Chase Bank, N.A.    $   85,000,000      29.0102%
          2004-1A-1         Mellon Trust Company         $   72,000,000      24.5734%
          2004-1A-1         State Street Bank and Trust
                            Company, N.A.                $   25,000,000       8.5324%

          2004-1A-2         Barclays Bank PLC            $   30,000,000       9.7720%
          2004-1A-2         Investors Bank               $   32,000,000      10.4235%
          2004-1A-2         JPMorgan Chase Bank, N.A.    $   80,000,000      26.0586%
          2004-1A-2         UBS Securities LLC/CMO       $  165,000,000      53.7459%

          2004-1A-3         The Bank of New York         $  265,000,000      66.2500%
          2004-1A-3         Citibank                     $   42,000,000      10.5000%
          2004-1A-3         JPMorgan Chase Bank, N.A.    $   43,000,000      10.7500%
          2004-1A-3         State Street Bank and Trust
                            Company, N.A.                $   50,000,000      12.5000%

          2004-1A-4         The Bank of New York         $  125,500,000      62.7500%
          2004-1A-4         Citibank                     $   10,500,000       5.2500%
          2004-1A-4         JPMorgan Chase Bank, N.A.    $   24,000,000      12.0000%
          2004-1A-4         State Street Bank and Trust
                            Company, N.A.                $   40,000,000      20.0000%

          2004-1B-1         Goldman, Sachs & Co.         $   31,500,000      31.5000%
          2004-1B-1         MAR ILSLEY                   $   50,000,000      50.0000%
          2004-1B-1         Mellon Trust Company         $   10,000,000      10.0000%
          2004-1B-1         Wells Brokerage              $    8,500,000       8.5000%
Item 13.	Certain Relationships and Related Transactions. (a) None. (b) Omitted pursuant to the No-Action Request. (c) Omitted pursuant to the No-Action Request.

Item 14.	Principal Accountant Fees and Services. Omitted.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (a) The following are filed as part of this report:

31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.1 Annual statement for College Loan Corporation Trust I, for the period ending December 31, 2004.

99.2 Annual Servicers' Report, dated March 29, 2005.

99.3 Report of Independent Public Accounting Firm, dated March 25, 2005, issued by Grant Thornton LLP.

(b) The following Current Reports on 8-K were filed by the Registrant during 2004 and through the date hereof:

January 16, 2004
February 17, 2004
March 15, 2004
April 15, 2004
May 17, 2004
June 15, 2004
July 15, 2004
August 16, 2004
September 15, 2004
October 15, 2004
November 15, 2004
December 15, 2004
January 18, 2005
February 15, 2005
March 15, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

College Loan Corporation By: /s/ Cary Katz Cary Katz President and CEO

INDEX TO EXHIBITS

Exhibit Number 31.1. 99.1. 99.2. 99.3.
Exhibit

Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of
2002.

Annual statement for College Loan Corporation Trust I, for the period ending December 31, 2004.

Annual Servicers' Report, dated March 29, 2005.

Report of Independent Public Accounting Firm, dated March 25, 2005, issued by Grant
Thornton LLP.