Form 10-K
period 2005-12-31
COLLEGE LOAN CORP TRUST I
filed 2006-03-31
CIK 1172104

OMB APPROVAL OMB APPROVAL OMB Number: 3235-0063 Expires: July 31, 2006 Estimated average burden hours per response: 1,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-102791-01
College Loan Corporation Trust I

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-6110137 (I.R.S. Employer Identification No.)

16855 W. Bernardo Drive Suite 100 San Diego, California	92127

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(888) 972-6311

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
       Yes   [__]      No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
       Yes   [__]      No   [X]

Indicate by check mark Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   [X]      No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [__]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):Yes [__]     No [X]

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

Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a note representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Notes, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system as of December 31, 2005. Such direct participants may hold Notes for their own accounts or for the accounts of their customers. As of December 31, 2005, the following direct DTC participants held positions in the Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of each class of Notes on that date:

College Loan Corporation Trust I, Series 2003-2

Class	Participant	Quantity	Percentage
2003-2A-2	State Street Bank and
	Trust Company, N.A.	$ 51,620,000	8.7314%
2003-2A-2	BGI/IBT CO	$154,000,000	26.0487%
2003-2A-2	Mellon Trust Company	$ 81,525,000	13.7897%
2003-2A-2	JPMorgan Chase Bank, N.A.	$284,110,000	48.0565%
2003-2A-3	The Bank of New York	$ 32,200,000	10.4478%
2003-2A-3	Barclays Bank PLC	$ 20,000,000	6.4893%
2003-2A-3	Citibank	$ 30,000,000	9.7339%
2003-2A-3	JPMorgan Chase Bank, N.A.	$ 41,000,000	13.3030%
2003-2A-3	Mellon Trust Company	$ 76,000,000	24.6593%
2003-2A-3	State Street Bank and Trust
	Company, N.A.	$ 50,750,000	16.4666%
2003-2A-3	UBS Securities LLC	$ 48,250,000	15.6554%

College Loan Corporation Trust I, Series 2004-1

Class	Participant	Quantity	Percentage
2004-1A-1	BGI/IBT CO	$ 85,000,000	29.0102%
2004-1A-1	JPMorgan Chase
	Bank, N.A.	$ 85,000,000	29.0102%
2004-1A-1	Mellon Trust Company	$ 76,000,000	25.9386%
2004-1A-1	State Street Bank and
	Trust Company, N.A.	$ 26,000,000	8.8737%
2004-1A-1	UBS Securities LLC	$ 15,000,000	5.1195%
2004-1A-2	Barclays Bank PLC	$ 30,000,000	9.7720%
2004-1A-2	Investors Bank	$ 32,000,000	10.4235%
2004-1A-2	JPMorgan Chase Bank,
	N.A.	$ 80,000,000	26.0586%
2004-1A-2	UBS AG	$ 85,000,000	27.6873%
2004-1A-2	Goldman, Sachs & Co.	$ 60,000,000	19.5440%
2004-1A-3	The Bank of New York	$ 75,000,000	18.7500%
2004-1A-3	Citibank	$ 42,000,000	10.5000%
2004-1A-3	JPMorgan Chase Bank, N.A.	$ 28,000,000	7.0000%
2004-1A-3	State Street Bank and
	Trust Company, N.A.	$170,000,000	42.5000%
2004-1A-3	JPMorgan/CCS2	$ 28,000,000	7.0000%
2004-1A-3	SSB-BK PFL	$ 20,000,000	5.0000%
2004-1A-4	The Bank of New York	$125,500,000	62.7500%
2004-1A-4	Citibank	$ 10,500,000	5.2500%
2004-1A-4	JPMorgan Chase Bank,
	N.A.	$ 24,000,000	12.0000%
2004-1A-4	State Street Bank and
	Trust Company, N.A.	$ 40,000,000	20.0000%
2004-1B-1	Goldman, Sachs & Co.	$ 36,800,000	36.8000%
2004-1B-1	The Bank of New York	$ 24,000,000	24.0000%
2004-1B-1	JPMorgan/HSBC SI	$ 10,000,000	10.0000%
2004-1B-1	Northern Trust Co.	$ 20,000,000	20.0000%

College Loan Corporation Trust I, Series 2005-1

Class	Participant	Quantity	Percentage
2005-1A-1	The Bank of New York	$ 11,000,000	5.0926%
	State Street Bank
	and Trust Company, N.A.	$ 25,000,000	11.5741%
2005-1A-1	BGI/IBT CO	$ 50,000,000	23.1481%
2005-1A-1	Mellon Trust Company	$ 32,000,000	14.8148%
2005-1A-1	Investors Bank	$ 15,000,000	6.9444%
2005-1A-1	Northern Trust Co.	$ 50,000,000	23.1481%
2005-1A-1	UBS AG	$ 25,000,000	11.5741%
2005-1A-2	The Bank of New York	$ 30,000,000	7.6336%
2005-1A-2	JPMorgan/CCS2	$ 30,000,000	7.6336%
	State Street Bank
2005-1A-2	and Trust Company, N.A.	$ 70,000,000	17.8117%
2005-1A-2	Citibank	$208,000,000	52.9262%
2005-1A-2	SEI Private	$ 27,000,000	6.8702%
2005-1A-4	The Bank of New York	$ 62,000,000	31.4721%
	Brown Brothers Harriman
2005-1A-4	& Co.	$ 20,000,000	10.1523%
2005-1A-4	Northern Trust Co.	$ 20,000,000	10.1523%
2005-1A-4	Citibank	$ 65,000,000	32.9949%
2005-1A-4	The Bank of New
	York/Barclays Bank PLC	$ 30,000,000	15.2284%
2005-1A-5	The Bank of New York	$ 17,100,000	12.4818%
2005-1A-5	Northern Trust Co.	$ 8,000,000	5.8394%
2005-1A-5	Goldman, Sachs & Co.	$ 11,400,000	8.3212%
2005-1B	The Bank of New York	$ 17,100,000	42.7500%
2005-1B	Brown Brothers Harriman & Co.	$ 8,000,000	20.0000%
2005-1B	Citibank	$ 11,400,000	28.5000%

Item 13.           Certain Relationships and Related Transactions.

                           (a) None.

                           (b) Omitted pursuant to the No-Action Request.

                           (c) Omitted pursuant to the No-Action Request.

Item 14           Principal Accountant Fees and Services.

                            Omitted.

Item 15.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                           (a) The following are filed as part of this report:

31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.1 Annual statement for College Loan Corporation Trust I, for the period ending December 31, 2005.

99.2 Annual Servicers' Report, dated March 20, 2006.

99.3 Report of Independent Certified Public Accounting Firm, dated March 27, 2006, issued by Grant Thornton LLP.

                           (b)The following Current Reports on 8-K were filed by the Registrant during 2005 and through the date hereof:

January 18, 2005
February 2, 2005
February 15, 2005
March 15, 2005
April 15, 2005
May 16, 2005
June 15, 2005
July 15, 2005
August 15, 2005
September 15, 2005
October 17, 2005
November 15, 2005
December 15, 2005
January 17, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

College Loan Corporation By: /s/ Cary Katz Cary Katz Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number 31.1.	Exhibit Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.1.	Annual statement for College Loan Corporation Trust I, for the period ending December 31, 2005.

99.2.	Annual Servicers’ Report, dated March 20, 2006.

99.3.	Report of Independent Certified Public Accounting Firm, dated March 27, 2006, issued by Grant Thornton LLP.