Form 10-K
period 2006-12-31
COLLEGE LOAN CORP TRUST I
filed 2007-04-02
CIK 1172104

OMB APPROVAL OMB Number: 3235-0063 Expires: July 31, 2006 Estimated average burden hours per response: 1,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  333-102791-01

College Loan Corporation Trust I
(Exact name of registrant as specified in its charter)

College Loan LLC
(Exact name of depositor as specified in its charter)

College Loan Corporation
(Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-6110137 (I.R.S. Employer Identification No.)

16855 W. Bernardo Drive Suite 100 San Diego, California (Address of principal executive offices)	92127 (Zip Code)

Registrant's telephone number, including area code:	(888) 972-6311

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

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
       Yes  [X]         No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

          Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 on the Exchange Act. _____

           Large Accelerated Filer ___ Accelerated Filer ___ Non-Accelerated Filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
       Yes   [__]      No   [X]

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

          Not Applicable.

The section titled “College Loan Corporation Trust I” in the registrant’s prospectus supplement dated April 20, 2006 and the sections titled “The Depositor” and “The Sponsor and the Issuer Administrator” in the registrant’s prospectus dated March 28, 2006, each of which was filed with the Securities and Exchange Commission on April 24, 2006 pursuant to Rule 424(b), file 333-102791-01, are incorporated by reference into the response to item 1119 of Regulation AB contained in this Annual Report on Form 10-K.

This Annual Report on Form 10-K (the “Report”) is filed with respect to College Loan Corporation Trust I. Certain information requested by this Annual Report on Form 10-K is omitted pursuant to Regulation AB and General Instruction J to Form 10-K.

PART I

Item 1.	Business.

Omitted

Item 1.A	Risk Factors.

Omitted

Item 2.	Properties.

Omitted

Item 3.	Legal Proceedings.

Omitted

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted

Item 6.	Selected Financial Data.

Omitted

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Omitted

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Omitted

Item 8.	Financial Statements and Supplementary Data.

Omitted

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted

Item 9A.	Controls and Procedures

Omitted

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted

Item 11.	Executive Compensation.

Omitted

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Omitted

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted

Item 14.	Principal Accountant Fees and Services.

Omitted

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K
1) 2) 3)	Not Applicable Not Applicable See Item 15(b) below

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14a Certification. (Section 302 Certification)

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of ACS Education Services, Inc. for the year ended December 31, 2006.

33.2	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of Great Lakes Educational Loan Services, Inc. for the year ended December 31, 2006.

33.3	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2006.

33.4	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of College Loan Corporation for the year ended December 31, 2006.

34.1	Independent Accountants' Attestation Report concerning servicing activities of ACS Education Services, Inc. for the year ended December 31, 2006.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Great Lakes Educational Services, Inc. for the year ended December 31, 2006.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2006.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of College Loan Corporation for the year ended December 31, 2006.

35.1	Statement of Compliance of ACS Education Services, Inc. under the Federal FFEL Origination/Servicing Agreement for the year ended December 31, 2006.

35.2	Statement of Compliance for College Loan Corporation under the Administration Agreement for the year ended December 31, 2006.

The following are additional disclosure items required by Regulation AB.

Item 1112(b) Significant Obligor Financial Information

           None.

Items 1114(b)(2) and 1115(b). Significant Enhancement Provider Information.

          The payment of principal and interest on all of the registrant’s student loans is guaranteed by designated guarantee agencies and reinsured by the U.S. Department of Education. As of December 31, 2006, 78.9% and 12.1% of the registrant’s student loans (by dollar volume) were guaranteed by Massachusetts Higher Education Assistance Corporation d/b/a American Student Assistance and California Student Aid Commission, respectively. As of that date, no other guarantee agency was guaranteeing 10% or more of the registrant’s student loans.

American Student Assistance

           Massachusetts Higher Education Assistance Corporation d/b/a American Student Assistance (“ASA”), a not-for-profit corporation organized in 1956. ASA is one of the oldest and largest guarantee agencies in the United States, and is the designated guarantor for the Commonwealth of Massachusetts and the District of Columbia. Since 1956, ASA has been a provider of higher education financing products and services to students, parents, schools and lenders across the country, guaranteeing more than $43 billion in loans. Originally created by the General Court of the Commonwealth of Massachusetts as the Massachusetts Higher Education Assistance Corporation, ASA currently acts on behalf of the U.S. Department of Education to ensure that the public policy purposes and regulatory requirements of the Federal Family Education Loan Program (the “FFEL Program”) are met. ASA employed 592 individuals as of January 1, 2006 at its principal offices located at 100 Cambridge Street, Suite 1600, Boston, MA 02114.

           Guaranty Volume.  The following table sets forth the original principal amount of FFELP Loans (excluding Consolidation Loans) guaranteed by ASA in each of the last five ASA fiscal years:

                                               Net FFELP Loans
         ASA Fiscal Year                      Guaranteed by ASA
         (Ending June 30)                   (Dollars in Millions)
       --------------------              ---------------------------
               2001                                 $   680
               2002                                     779
               2003                                     914
               2004                                   1,270
               2005                                   1,746

           Under the Higher Education Act of 1965, as amended (the “Higher Education Act”), ASA and the U.S. Secretary of Education as of January 1, 2001 entered into a voluntary flexible agreement (“VFA”). Under the VFA, ASA returned its reserve funds that would otherwise have made up its Federal Reserve Fund through an escrow account in the name of the U.S. Department of Education. In the event a loan defaults, ASA receives funding from the U.S. Department of Education to act as a disbursing agent. The guarantee is, therefore, no longer limited by the funds on deposit in a federal reserve fund. Because ASA holds no federal reserve fund, the concept of a Reserve Ratio is inapplicable. The VFA establishes a “fee for service” model under which ASA is rewarded through the payment of a portfolio maintenance fee for maintaining a healthy portfolio of loans in good standing. The agency is further incented to keep the loans in good standing and to work with borrowers to prevent default because the portfolio maintenance fee increases as ASA’s trigger default rate improves over the national trigger default rate. ASA’s efforts to prevent default are a part of its “Wellness” program of outreach to borrowers from the inception of the loan to educate them on their responsibilities and assist them in repayment.

           The information in the following tables has been provided by ASA from reports provided by or to the U.S. Department of Education and has not been verified by ASA. No representation is made by ASA as to the accuracy or completeness of the information.

           Recovery Rate.  A guarantee agency’s recovery rate, which provides a measure of the effectiveness of the collection efforts against defaulting borrowers after the guarantee claim has been satisfied, is determined by dividing the aggregate amount recovered from borrowers by the aggregate amount of default claims paid by the guarantee agency. The table below sets forth the recovery rates for ASA as taken from the U.S. Department of Education Guarantee Agency Activity Report form 1130 or form 2000:

              Federal Fiscal Year                       Cumulative
             (Ending September 30)                    Recovery Rate
           -------------------------               -------------------
                     2001                                 69.8%
                     2002                                 74.4%
                     2003                                 79.4%
                     2004                                 83.5%
                     2005                                 83.0%

           Claims Rate.  ASA’s claims rate represents the percentage of loans in repayment at the beginning of a federal fiscal year which default during the ensuing federal fiscal year net of repurchases, refunds and rehabilitations. For the federal years 2001 — 2005, ASA’s claims rate listed below have not exceeded 5%, and as a result, all claims of ASA have been fully reimbursed at the maximum allowable level by the U.S. Department of Education. Nevertheless, there can be no assurance the guarantee agencies will continue to receive full reimbursement for such claims. The following table sets forth the claims rate of ASA for the last five federal fiscal years:

              Federal Fiscal Year
             (Ending September 30)                      Claims Rate
           ---------------------------                ----------------
                       2001                                  1.3%
                       2002                                  1.2%
                       2003                                  0.9%
                       2004                                  0.7%
                       2005                                  1.0%

           Net Loan Default Claims.   The following table sets forth the dollar value of Default Claims paid net of repurchases, refunds and rehabilitations for the last five years:

                  ASA Fiscal Year                       Default Claims
                 (Ending June 30)                    (Dollars in Millions)
               ------------------------           ---------------------------
                       2001                                $  64
                       2002                                   72
                       2003                                   80
                       2004                                   83
                       2005                                  168

           Default Recoveries.  The following table sets forth the amount of recoveries returned to the U.S. Department of Education for the last five years:

                  ASA Fiscal Year                    Default Recoveries
                 (Ending June 30)                   (Dollars in Millions)
               ------------------------           ---------------------------
                       2001                               $   82
                       2002                                   86
                       2003                                   79
                       2004                                   82
                       2005                                   78

California Student Aid Commission

           The California Student Aid Commission (“CSAC”) is the agency of the State of California responsible for that State’s participation in the FFEL Program pursuant to California Education Code Section 69760 et seq., and Section 428(c) of the Higher Education Act, referred to as the State Guaranteed Loan Program. CSAC’s role as a guarantee agency was created primarily to provide a source of credit to assist students in meeting post-secondary education costs while attending eligible institutions of their choice.

           In September 1996, CSAC was authorized under California law to establish an auxiliary organization in the form of a nonprofit public benefit corporation to provide operational and administrative services related to CSAC’s federal loan programs, including its student loan guaranty programs. The corporation is known as EDFUND. EDFUND is operated as a separate service corporation to CSAC, and, as such, operates CSAC’s federal student loan programs. CSAC continues to be the designated state guarantee agency and continues its oversight of all revenues, expenses, and assets related to its status.

           CSAC began guaranteeing student loans on April 1, 1979, and as of September 30, 2006, had cumulative principal guarantees outstanding of approximately $27 billion.

           As part of the FFEL Program, CSAC established the California Guaranteed Loan Reserve Fund as a reserve for the payment of guaranteed student loans. The State of California has no legal or moral obligation to provide additional funding to replenish the California Guaranteed Loan Reserve Fund should it become insolvent as a result of non-reinsured claims paid. Pursuant to the 1998 Reauthorization Amendments, the California Guaranteed Loan Reserve Fund was divided into the Federal Student Loan Reserve Fund, referred to as CSAC’s Federal Fund, and the Student Loan Operating Fund referred to as CSAC’s Operating Fund.

           As of September 30, 2006, CSAC’s Federal Fund and Operating Fund balances were as follows: CSAC’s Federal Fund had total assets of $103,639,674, total liabilities of $34,756,600 and total fund equity of $68,883,074; and CSAC’s Operating Fund had total assets of $110,002,406, total liabilities of $94,460,918 and total fund equity of $15,541,488. CSAC is and has been in compliance with the reserve fund requirements of the Higher Education Act. CSAC makes no representations regarding any materials not contained within this disclosure or calculations not required by state or federal law.

           The 1998 Reauthorization Amendments require guaranty agencies to return to the U.S. Department of Education $250 million in reserve funds from fiscal years 2002 to 2007, with each agency’s share being based on a formula prescribed in the 1998 Reauthorization Amendments. The U.S. Department of Education advised CSAC that its share of this recall is $24,871,909. The first installment payment of $8,456,449 was paid on August 26, 2002. The second installment of $8,207,730 was paid on August 31, 2006 and another installment is due in 2007. These payments are disclosed on the financial statements, and have been recognized as liabilities.

          Guaranty Volume.   CSAC guaranteed the following amounts for the last five (5) fiscal years ending September 30, as follows:

                                                         FFELP Loan Volume
                Fiscal Year                            (Dollars in Millions)
              ---------------                        -------------------------
                   2002                                        $3,523
                   2003                                         4,421
                   2004                                         5,712
                   2005                                         6,577
                   2006                                         6,878

           Reserve Ratio.  Calculated pursuant to 34 C.F.R. 682.419, et seq., CSAC’s reserve ratio (determined by dividing its fund balance by the total amount of loans outstanding) for the last five (5) fiscal years ending September 30, is as follows:

                  Fiscal Year                               Reserve Ratio
               ----------------                            ---------------
                     2002                                        0.44%
                     2003                                        0.25%
                     2004                                        0.25%
                     2005                                        0.25%
                     2006                                        0.25%

           Recovery Rate. Calculated pursuant to 34 C.F.R. 682.409, et seq., CSAC's recovery rate for each of the past five (5) fiscal years ending September 30, is as follows:

                  Fiscal Year                               Recovery Rate
               ----------------                            ---------------
                     2002                                       23.06%
                     2003                                       27.23%
                     2004                                       27.03%
                     2005                                       31.12%
                     2006                                       21.73%

           Claims Rate. Calculated pursuant to 34 C.F.R. 682.404, et seq., CSAC's claims rate for each of the past five (5) fiscal years ending September 30, is as follows:

                  Fiscal Year                                Claims Rate
                ---------------                            ---------------
                     2002                                       2.52%
                     2003                                       2.07%
                     2004                                       2.14%
                     2005                                       2.81%
                     2006                                       3.01%

           Uninsured Loan Loss Rate.  CSAC’s uninsured loan loss rate (determined by dividing annual uninsured loans by annual net guarantees) for each of the past five (5) fiscal years is as follows:

                  Fiscal Year                                 Loss Rate
                ---------------                            ---------------
                     2002                                       0.000%
                     2003                                       0.008%
                     2004                                       0.017%
                     2005                                       0.000%
                     2006                                       0.002%

Item 1117. Legal Proceedings

The registrant knows of no material pending legal proceedings.

Item 1119. Affiliates and Certain Relationships and Related Transactions.

Information related to affiliates of the registrant and certain relationships and related transaction is provided in the section titled “College Loan Corporation Trust I” in the prospectus supplement dated April 20, 2006 and the sections titled “The Depositor” and “The Sponsor and the Issuer Administrator” in the prospectus dated March 28, 2006, each of which was filed with the Securities and Exchange Commission on April 24, 2006 pursuant to Rule 424(b), file 333-102791-01, and incorporated herein by reference.

Item 1122. Compliance with Applicable Servicing Criteria

Except as described in the next sentence, there have been no material instances of noncompliance with the servicing criteria for the period of this Report. There was one instance of material noncompliance with servicing criterion 1122(d)(1)(iv) related to ACS Education Services having fidelity bond and errors and omissions policy coverage amounts and deductible levels below the amounts required by the applicable servicing agreement during the year ended December 31, 2006. ACS Education Services has taken corrective action to increase the amount of coverage and adjust the deductible levels to meet the requirements of the servicing agreement.

Item 1123. Servicer Compliance Statement

A Servicer Compliance Statement for both of ACS Education Services, Inc., referencing the noncompliance issue above, and College Loan Corporation is included as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

College Loan Corporation Trust I By: College Loan LLC, Depositor By: /s/ Elizabeth Wood Elizabeth Wood, CPA Chief Financial Officer College Loan LLC Senior Officer in Charge of Securitization

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14a Certification. (Section 302 Certification)

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of ACS Education Services, Inc. for the year ended December 31, 2006.

33.2	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of Great Lakes Educational Loan Services, Inc. for the year ended December 31, 2006.

33.3	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2006.

33.4	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of College Loan Corporation for the year ended December 31, 2006.

34.1	Independent Accountants' Attestation Report concerning servicing activities of ACS Education Services, Inc. for the year ended December 31, 2006.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Great Lakes Educational Services, Inc. for the year ended December 31, 2006.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2006.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of College Loan Corporation for the year ended December 31, 2006.

35.1	Statement of Compliance of ACS Education Services, Inc. under the Federal FFEL Origination/Servicing Agreement for the year ended December 31, 2006.

35.2	Statement of Compliance for College Loan Corporation under the Administration Agreement for the year ended December 31, 2006.