Form 10-K/A
period 2006-12-31
COLLEGE LOAN CORP TRUST I
filed 2007-04-02
CIK 1172104

OMB APPROVAL OMB Number: 3235-0063 Expires: July 31, 2006 Estimated average burden hours per response: 1,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A (the “Report”) is filed with respect to College Loan Corporation Trust I and replaces the Annual Report on Form 10-K filed on April 2, 2007 and is being filed to include an executed version of Exhibit 34.4. Certain information requested by this Annual Report on Form 10-K is omitted pursuant to Regulation AB and General Instruction J to Form 10-K.

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