Form 10-K
period 2007-12-31
COLLEGE LOAN CORP TRUST I
filed 2008-03-31
CIK 1172104

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2009
Estimated average burden
hours per response: 2,196.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-102791-01

College Loan Corporation Trust I
(Exact name of registrant as specified in its charter)

College Loan LLC

(Exact name of depositor as specified in its charter)

College Loan Corporation

(Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-6110137 (I.R.S. Employer Identification No.)

14303 Gateway Place Poway, California	92064

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(888) 972-6311

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 on the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes	☐	No	☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

The section titled “College Loan Corporation Trust I” in the Registrant’s prospectus supplement dated October 25, 2007 and the sections titled “The Depositor” and “The Sponsor and the Issuer Administrator” in the Registrant’s prospectus dated October 25, 2007, each of which was filed with the Securities and Exchange Commission on October 26, 2007 pursuant to Rule 424(b), file 333-102791-01, are incorporated by reference into the response to Item 1119 of Regulation AB contained in this Annual Report on Form 10-K.

Explanatory Note

This Annual Report on Form 10-K (the “Report”) is filed with respect to College Loan Corporation Trust I. Certain information requested by this Annual Report on Form 10-K is omitted pursuant to Regulation AB and General Instruction J to Form 10-K.

PART I

Item 1.	Business.

Omitted

Item 1.A	Risk Factors.

Omitted

Item 2.	Properties.

Omitted.

Item 3.	Legal Proceedings.

Omitted.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.	Selected Financial Data.

Omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Omitted.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Omitted.

Item 8.	Financial Statements and Supplementary Data.

Omitted.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted.

Item 9A.	Controls and Procedures

Omitted.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted.

Item 11.	Executive Compensation.

Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Omitted.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.	Principal Accountant Fees and Services.

Omitted.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	List of Documents Filed as Part of thus Annual Report on Form 10-K
1)	Not applicable
2)	Not applicable
3)	See item 15(b) below
(b)	Exhibits required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14a Certification. (Section 302 Certification)

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of ACS Education Services, Inc. for the year ended December 31, 2007.

33.2	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of CLC Servicing for the year ended December 31, 2007.

33.3	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of Great Lakes Educational Loan Services, Inc. for the year ended December 31, 2007.

33.4	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2007.

33.5	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of College Loan Corporation for the year ended December 31, 2007.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of ACS Education Services, Inc. for the year ended December 31, 2007.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of CLC Servicing for the year ended December 31, 2007.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Great Lakes Educational Loan Services, Inc. for the year ended December 31, 2007.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2007.

34.5	Independent Accountants’ Attestation Report concerning servicing activities of College Loan Corporation for the year ended December 31, 2007.

35.1	Statement of Compliance of ACS Education Services, Inc. under the Federal FFEL Origination/Servicing Agreement for the year ended December 31, 2007.

35.2	Statement of Compliance of CLC Servicing under the Federal FFELP Origination and Servicing Agreement for the year ended December 31, 2007.

35.3	Statement of Compliance for College Loan Corporation under the Administration Agreement for the year ended December 31, 2007.

The following are additional disclosure items required by Regulation AB.

Item 1112(b) Significant Obligor Financial Information

None.

Items 1114(b)(2) and 1115(b). Significant Enhancement Provider Information.

The payment of principal and interest on all of the registrant’s student loans is guaranteed by designated guarantee agencies and reinsured by the U.S. Department of Education. As of December, 2007, 70.2%, 13.2% and 10.3% of the registrant’s student loans (by dollar volume) were guaranteed by Massachusetts Higher Education Assistance Corporation d/b/a American Student Assistance, California Student Aid Commission and Great Lakes Higher Education Guaranty Corporation, respectively. As of that date, no other guarantee agency was guaranteeing 10% or more of the registrant’s student loans.

American Student Assistance

Massachusetts Higher Education Assistance Corporation d/b/a American Student Assistance (“ASA”), a not-for-profit corporation organized in 1956, will guarantee a portion of the Financed Student Loans. ASA is one of the oldest and largest guaranty agencies in the United States, and is the designated guarantor for the Commonwealth of Massachusetts and the District of Columbia. Since 1956, ASA has been a provider of higher education financing products and services to students, parents, schools and lenders across the country, guaranteeing more than $43 billion in loans. Originally created by the General Court of the Commonwealth of Massachusetts as the Massachusetts Higher Education Assistance Corporation, ASA currently acts on behalf of the U.S. Department of Education to ensure that the public policy purposes and regulatory requirements of the FFEL Program are met. ASA has its principal offices located at 100 Cambridge Street, Boston, MA 02114.

Guaranty Volume. The following table sets forth the original principal amount of FFELP Loans (excluding Consolidation Loans) guaranteed by ASA in each of the last five ASA fiscal years:

ASA Fiscal Year (Ending June 30)	Net FFELP Loans Guaranteed by ASA (Dollars in Millions)

2003	$914
2004	1,270
2005	1,746
2006	1,788
2007	2,367

Under the Higher Education Act, ASA and the U.S. Secretary of Education as of January 1, 2001 entered into a voluntary flexible agreement (“VFA”). Under the VFA, ASA returned its reserve funds that would otherwise have made up its Federal Reserve Fund through an escrow account in the name of the Department of Education. In the event a loan defaults, ASA receives funding from the Department of Education to act as a disbursing agent. The guarantee is, therefore, no longer limited by the funds on deposit in a federal reserve fund. Because ASA holds no federal reserve fund, the concept of a Reserve Ratio is inapplicable. The VFA establishes a “fee for service” model under which ASA is rewarded through the payment of a portfolio maintenance fee for maintaining a healthy portfolio of loans in good standing. The agency is further incented to keep the loans in good standing and to work with borrowers to prevent default because the portfolio maintenance fee increases as ASA’s trigger default rate improves over the national trigger default rate. ASA’s efforts to prevent default are a part of its “Wellness” program of outreach to borrowers from the inception of the loan to educate them on their responsibilities and assist them in repayment.

The Department of Education notified the Guarantee Agency in a letter dated October 2, 2007 that it was canceling its VFA effective January 1, 2008. Because the Guarantee Agency is attempting to renegotiate the VFA with the Department of Education and because the Guarantee Agency would operate under the traditional guarantee agency funding model should the cancellation stand, the Guarantee Agency does not believe that the cancellation will materially adversely affect its business.

The information in the following tables has been provided by ASA from reports provided by or to the U.S. Department of Education. No representation is made by ASA as to the accuracy or completeness of the information.

Recovery Rates. A Guarantee Agency’s recovery rate, which provides a measure of the effectiveness of the collection efforts against defaulting borrowers after the guarantee claim has been satisfied, is determined by dividing the aggregate amount recovered from borrowers by the aggregate amount of default claims paid by the Guarantee Agency. The table below sets forth the recovery rates for ASA as taken from the Department of Education Guarantee Agency Activity Report form 1130 or form 2000:

Federal Fiscal Year (Ending September 30)	Cumulative Recovery Rate

2003	79.4%
2004	83.5
2005	83.0
2006	83.6
2007	80.8

Claims Rate. ASA’s claims rate represents the percentage of loans in repayment at the beginning of a federal fiscal year which default during the ensuing federal fiscal year net of repurchases, refunds and rehabilitations. For the federal years 2002-2006, ASA’s claims rate listed below have not exceeded 5%, and as a result, all claims of ASA have been fully reimbursed at the maximum allowable level by the Department of Education. See the description or summary of the FFEL Program herein for more detailed information concerning the FFEL Program. Nevertheless, there can be no assurance the Guarantee Agencies will continue to receive full reimbursement for such claims. The following table sets forth the claims rate of ASA for the last five federal fiscal years:

Federal Fiscal Year (Ending September 30)	Claims Rate

2003	.9%
2004	.7
2005	1.0
2006	1.0
2007	1.1

Net Loan Default Claims. The following table sets forth the dollar value of Default Claims paid net of repurchases, refunds and rehabilitations for the last five years.

ASA Fiscal Year (Ending June 30)	Default Claims (Dollars in Millions)

2003	$80
2004	83
2005	168
2006	216
2007	320

Default Recoveries. The following table sets forth the amount of recoveries returned to the U.S. Department of Education for the last five years.

ASA Fiscal Year (Ending June 30)	Default Recoveries (Dollars in Millions)

2003	$79
2004	82
2005	78
2006	97
2007	128

California Student Aid Commission

The California Student Aid Commission (“CSAC”) is the designated state student loan guaranty agency for the State of California (“State”), responsible for that State’s participation in the FFELP pursuant to California Education Code Section 69760 et seq., and Section 428(c) of the Higher Education Act. CSAC’s role as a guaranty agency is to provide a source of credit to assist students in meeting post-secondary education costs while attending eligible institutions of their choice.

As authorized under California law, CSAC has established an auxiliary organization in the form of a nonprofit public benefit corporation to provide operational and administrative services related to CSAC’s participation in the FFELP. The auxiliary organization, EDFUND, operates CSAC’s federal student loan guaranty program pursuant to an operating agreement with CSAC. CSAC, as the designated state guaranty agency, continues its oversight or all revenues, expenses and assets related to its status.

CSAC began guaranteeing student loans on April 1, 1979, and as of September 30, 2007, had cumulative principal guarantees outstanding of approximately $29.7 billion.

As part of the FFELP, and pursuant to the 1998 Reauthorization Amendments to the Higher Education Act, the state established the Federal Student Loan Reserve Fund, referred to as CSAC’s Federal Fund, and the Student Loan Operating Fund, referred to as CSAC’s Operating Fund. CSAC’s liability pursuant to the FFELP, including for any loan guarantees, is limited solely to the amounts contained in these two funds, and the State has not obligation to replenish these funds if exhausted.

As of September 30, 2007, CSAC’s Federal Fund and Operating Fund balances were as follows: CSAC’s Federal Fund had total assets of $126,538,170, total liabilities of $50,117,449 and total fund equity of $76,420,721; and CSAC’s Operating Fund had total assets of $67,901,237, total liabilities of $36,379,875 and total fund equity of $31,521,362.

The 1998 Reauthorization Amendments require guaranty agencies to return to the U.S. Department of Education $250 million in reserve funds from fiscal years 2002 to 2007, with each agency’s share being based on a formula prescribed in the 1998 Reauthorization Amendments. The U.S. Department of Education advised CSAC that its share of this recall is $24,871,909. The first installment payment of $8,456,449 was paid on August 26, 2002. The second installment of $8,207,730 was paid on August 31, 2006 and the final installment of $8,207,730 was paid on August 31, 2007. These payments are disclosed on the financial statements, and have been recognized as liabilities.

Guaranty Volume. CSAC guaranteed the following amounts for the last five (5) fiscal years ending September 30, as follows:

Fiscal Year	FFELP Loan Volume (Dollars in Millions)
2003	4,421
2004	5,712
2005	6,577
2006	6,878
2007	6,765

The information in the following tables has been provided by CSAC from reports provided by or to the U.S. Department of Education. CSAC has not verified, and makes no representation as to the accuracy or completeness of, the information compiled by the Department of Education or as to any calculations other than required by federal regulation.

Reserve Ratio. Calculated pursuant to 34 C.F.R. 682.419, et seq., CSAC’s reserve ratio (determined by dividing its fund balance by the total amount of loans outstanding) for the last five (5) fiscal years ending September 30, is as follows:

Fiscal Year	Reserve Ratio
2003	0.25%
2004	0.25%
2005	0.25%
2006	0.25%
2007	0.26%

Recovery Rate. Calculated pursuant to 34 C.F.R. 682.409, et seq., CSAC’s recovery rate for each of the past five (5) fiscal years ending September 30, is as follows:

Fiscal Year	Recovery Rate
2003	27.23%
2004	27.03%
2005	31.12%
2006	21.73%
2007	19.85%

Claims Rate. Calculated pursuant to 34 C.F.R. 682.404, et seq., CSAC’s claims rate for each of the past five (5) fiscal years ending September 30, is as follows:

Fiscal Year	Claims Rate
2003	2.07%
2004	2.14%
2005	2.81%
2006	3.01%
2007	3.31%

Uninsured Loan Loss Rate. CSAC’s uninsured loan loss rate (determined by dividing annual uninsured loans by annual net guarantees) for each of the past five (5) fiscal years is as follows:

Fiscal Year	Loss Rate
2003	0.000%
2004	0.017%
2005	0.000%
2006	0.002%
2007	0.057%

Great Lakes Higher Education Guaranty Corporation

Great Lakes Higher Education Guaranty Corporation (“GLHEGC”) is a Wisconsin nonstock, nonprofit corporation the sole member of which is Great Lakes Higher Education Corporation (“GLHEC”). GLHEGC’s predecessor organization, GLHEC, was organized as a Wisconsin nonstock, nonprofit corporation and began guaranteeing student loans under the Higher Education Act in 1967. GLHEGC is the designated guarantee agency under the Higher Education Act for Wisconsin, Minnesota, Ohio, Puerto Rico and the Virgin Islands. On January 1, 2002, GLHEC (and GLHEGC directly and through its support services agreement with GLHEC), outsourced certain aspects of its student loan program guaranty support operations to GLELSI. GLHEGC continues as the “guaranty agency” as defined in Section 435(j) of the Higher Education Act and continues its default aversion, claim purchase and compliance, collection support and federal reporting responsibilities as well as custody and responsibility for all revenues, expenses and assets related to that status. GLHEGC (through its support services agreement with GLHEC) also performs oversight of all direct and outsourced student loan program operations. The primary operations center for GLHEC and its affiliates (including GLHEGC and GLELSI) is in Madison, Wisconsin, which includes the data processing center and operational staff offices for both guaranty and servicing functions. GLHEC and affiliates also maintain regional offices in Columbus, Ohio and St. Paul, Minnesota and customer support staff located nationally. GLHEGC will provide a copy of GLHEC’s most recent consolidated financial statements on receipt of a written request directed to 2401 International Lane, Madison, Wisconsin 53704, Attention: Chief Financial Officer.

GLHEGC has entered into a Voluntary Flexible Agreement with the U.S. Department of Education pursuant to the 1998 Reauthorization Amendments. Under GLHEGC’s agreement, which commenced October 1, 2000 and is currently effective through September 30, 2008, GLHEGC’s revenues are tied directly to default aversion performance. Certain sources of GLHEGC’s Operating Fund revenues are replaced by a single fee-for-service funding source tied directly to the percentage of delinquent loans that do not default during the measurement period. In lieu of statutory collection retention amounts, the U.S. Department of Education reimburses GLHEGC only for its actual post-default collection related expenses. This agreement also calls for GLHEGC to escrow the liquid assets of GLHEGC’s Federal Fund for the benefit of the U.S. Department of Education. GLHEGC may also engage in negotiations with lenders to define whether the lender or GLHEGC will complete each of the due diligence requirements. Finally, this agreement allows GLHEGC to pilot a new approach to the claims review process, under which GLHEGC develops and implements with willing lenders and servicers a post-claim random sampling process that replaces the current claim-by-claim process.

The information in the following tables has been provided to the Issuer from reports provided by or to the U.S. Department of Education and has not been verified by the Issuer, GLHEGC or the initial purchasers. No representation is made by the Issuer, GLHEGC or the initial purchasers as to the accuracy or completeness of this information. Prospective investors may consult the United States Department of Education Data Books and Web site http://www.ed.gov/finaid/prof/resources/data/opeloanvol.html for further information concerning GLHEGC or any other guarantee agency.

Guarantee Volume. GLHEGC’s guaranty volume for each of the last five federal fiscal years, including Stafford, Unsubsidized Stafford, SLS, PLUS, Graduate PLUS and Consolidation loan volume, was as follows:

Federal Fiscal Year	Guaranty Volume (Millions)
2002	4,473.1
2003	8,721.3
2004	7,707.6
2005	9,686.3
2006	12,797.2

Reserve Ratio. Following are GLHEGC’s reserve fund levels as calculated in accordance with 34 CFR 682.410(a)(10) for the last five federal fiscal years:

Federal Fiscal Year	Federal Guaranty Reserve Fund Level1/
2003	1.29%
2004	0.99%
2005	0.83%
2006	0.72%
2007	0.69%

The Department of Education’s website at

http://www.fp.ed.gov/fp/attachments/activities_whatsnew/03040506ReserveRatioFinalPublicReport.xls has posted reserve ratios for GLHEGC for federal fiscal years 2003, 2004, 2005 and 2006 of 1.168%, .646%, .578% and .517%, respectively. GLHEGC believes the Department of Education has not calculated the reserve ratio in accordance with the Act and the correct ratio should be 1.29%, .99%, .83% and .72%, respectively, as shown above and as explained in the following footnote. On November 17, 2006, the Department of Education advised GLHEGC that beginning in Federal Fiscal Year 2006 it will publish reserve ratios that include loan loss provision and deferred revenues. GLHEGC believes this change should more closely approximate the statutory calculation. According to the Department of Education, available cash reserves may not always be an accurate barometer of a guarantor’s financial health.

1/ In accordance with Section 428(c)(9) of the Higher Education Act, does not include loans transferred from the former Higher Education Assistance Foundation, Northstar Guarantee Inc., Ohio Student Aid Commission or Puerto Rico Higher Education Assistance Corporation. (The minimum reserve fund ratio under the Higher Education Act is .25%.)

Claims Rate. For the past five federal fiscal years, GLHEGC’s claims rate has not exceeded 5%, and, as a result, the highest allowable reinsurance has been paid on all GLHEGC’s claims. The actual claims rates are as follows:

Fiscal Year	Claims Rate
2003	1.27%
2004	.68%
2005	.51%
2006	.62%
2007	.77%

As a result of various statutory and regulatory changes over the past several years, historical rates may not be an accurate indicator of current delinquency or default trends or future claims rates.

Item 1117. Legal Proceedings

The Registrant knows of no material pending legal proceedings.

Item 1119. Affiliates and Certain Relationships and Related Transactions.

Information related to affiliates of the Registrant and certain relationships and related transactions is provided in the section titled “College Loan Corporation Trust I” in the prospectus supplement dated October 25, 2007 and the sections titled “The Depositor” and “The Sponsor and the Issuer Administrator” in the prospectus dated October 25, 2007, each of which was filed with the Securities and Exchange Commission on October 26, 2007 pursuant to Rule 424(b), file 333-102791-01, and incorporated herein by reference.

Item 1122. Compliance with Applicable Servicing Criteria

A Managements Assessment of Compliance with Regulation AB Servicing Criteria, along with a related accountant’s attestation report, for each of ACS Education Services, Inc., CLC Servicing, Great Lakes Educational Loan Services, Inc., Deutsche Bank Trust Company Americas and College Loan Corporation is included as an exhibit to this report. Except as described by the following, there have been no material instances of noncompliance with the servicing criteria for the period of this report.

ACS Education Services, Inc. reported material noncompliance with servicing criterion 1122(d)(2)(ii) and 1122(d)(4)(iv). Related to criterion 1122(d)(2)(ii), disbursements made via wire transfers on behalf of an obligor to the lender were not made by authorized personnel. ACS Education Services, Inc. has taken corrective action and now retains daily bank access user reports to provide evidence of compliance with servicing criterion 1122(d)(2)(ii). Related to criterion 1122(d)(4)(iv), certain payments on pool assets were posted to the obligors records more than two business days after receipt. For certain pool assets, the related transaction agreement states that payments are to be made within a mutually acceptable schedule; the referenced schedule has not been executed. ACS Education Services, Inc. expects to execute a mutually acceptable schedule with the lender that will specify payment posting and effective date time frames when payments received do not allow for the systematic posting within two days after receipt.

CLC Servicing reported material noncompliance with servicing criterion 1122(d)(2)(i), 1122(d)(2)(vii) and 1122(d)(4)(vi). Related to criterion 1122(d)(2)(i), transfer of borrower payments to the appropriate custodial account were not made within 2 business days of receipt of payment. Effective November 9, 2007 CLC Servicing changed their process and began wiring funds to the appropriate custodial accounts within two business days of the payment posting date on the CLC Servicing system. Related to criterion 1122(d)(2)(vii), bank account reconciliations have reconciling items that are not cleared within 90 days. As of December 31, 2007, bank account reconciling items are cleared within 90 days. Related to criterion 1122(d)(4)(vi), between July and September 2007, the Student Status Confirmation Report (SSCR) automation process was undergoing system enhancements and SSCR reports with student status changes were not processed timely. This resulted in some loans not entering repayment in a timely manner. The backlog of SSCR processing was resolved in early September and SSCR processing has remained current.

By the end of June 2008, CLC Servicing will have transferred all pool assets and servicing activities to ACS Education Services, Inc. and exited the business of servicing student loans. The transfer of pool assets and servicing activities to ACS Education Services, Inc. will be done in accordance with the transaction documents.

Item 1123. Servicer Compliance Statement

A Servicer Compliance Statement for each of ACS Education Services, Inc., CLC Servicing and College Loan Corporation is included as an exhibit to this report. Exhibit 35.1 references ACS Education Services, Inc., exhibit 35.2 references CLC Servicing and exhibit 35.3 references College Loan Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

College Loan Corporation Trust I
By: College Loan LLC, Depositor

By:	/s/ John Falb
John Falb
Chief Financial Officer
College Loan LLC
Senior Officer In Charge of Securitization

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14a Certification. (Section 302 Certification)

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of ACS Education Services, Inc. for the year ended December 31, 2007.

33.2	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of CLC Servicing for the year ended December 31, 2007.

33.3	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of Great Lakes Educational Loan Services, Inc. for the year ended December 31, 2007.

33.4	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2007.

33.5	Report on assessment of Compliance with Servicing Criteria concerning servicing activities of College Loan Corporation for the year ended December 31, 2007.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of ACS Education Services, Inc. for the year ended December 31, 2007.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of CLC Servicing for the year ended December 31, 2007.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of Great Lakes Educational Loan Services, Inc. for the year ended December 31, 2007.

34.4	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank Trust Company Americas for the year ended December 31, 2007.

34.5	Independent Accountants’ Attestation Report concerning servicing activities of College Loan Corporation for the year ended December 31, 2007.

35.1	Statement of Compliance of ACS Education Services, Inc. under the Federal FFEL Origination/Servicing Agreement for the year ended December 31, 2007.

35.2	Statement of Compliance of CLC Servicing under the Federal FFELP Origination and Servicing Agreement for the year ended December 31, 2007.

35.3	Statement of Compliance for College Loan Corporation under the Administration Agreement for the year ended December 31, 2007.