Form 10-K/A
period 2006-12-31
COLLEGE LOAN CORP TRUST I
filed 2008-05-22
CIK 1172104

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

Commission File Number: 333-102791-01

College Loan Corporation Trust I

(Exact name of registrant as specified in its charter)
College Loan LLC (Exact name of depositor as specified in its charter) College Loan Corporation (Exact name of sponsor as specified in its charter)

	Delaware	45-6110137
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14303 Gateway Place
	Poway, California	92064

	(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:			(888) 972-6311

Securities registered pursuant to Section 12(b) of the Act:			None

Securities registered pursuant to Section 12(g) of the Act:			None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes _______			No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes _______			No X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 on the Exchange Act.

Large Accelerated Filer			Accelerated Filer __
Non Accelerated Filer _X_			Smaller Reporting Company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes _______			No X

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

Not Applicable

Explanatory Note

This amended Annual Report on Form 10-K/A (the “Report”) is filed with respect to College Loan Corporation Trust I solely to replace Exhibit 34.4, which was filed with College Loan Corporation Trust I’s Annual Report on From 10-K/A on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

College Loan Corporation Trust I
By: College Loan LLC, Depositor

By:	/s/ John Falb
John Falb
Chief Financial Officer
College Loan LLC
Senior Officer In Charge of
Securitization

INDEX TO EXHIBITS

34.4	Independent Accountant’s Attestation Report concerning servicing activities of College Loan Corporation for the year ended December 31, 2006.